Form 10-K
period 1999-12-31
MMCA AUTO OWNER TRUST 1995-1
filed 2000-04-03
CIK 1001735

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-K

(Mark One)

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                 OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission file number 33-97670

MMCA Auto Owner Trust 1995-1
MMCA Auto Receivables, Inc.
(Originator of the MMCA Auto Owner Trust 1995-1)
(Exact name of registrant as specified in its charter)


               Delaware                      33 - 0570905
    (State or other jurisdiction           (IRS Employer
of incorporation or organization)        Identification No.)


           6363 Katella Avenue
            Cypress, California                   90630-5205
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code: 	(714) 236-1567

Securities registered pursuant to Section 12(b) of the Act:    None.

Securities registered pursuant to Section 12(g) of the Act:    None.


	Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).
    	Yes  X  No __
(2) has been subject to such filing requirements for the past 90 days.
    	Yes __  No X

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


Rider A:

Pursuant to a Sale and Servicing Agreement, dated as of December 1, 1995, (the "Sale and Servicing Agreeement") among the Trust, as issuer, MARI, as seller, and MMCA, as servicer (the "Servicer"), MMCA administers and services the Trust's pool of motor vehicle retail installment contracts.


Rider B:

In August of 1999, the Servicer exercised its option under
Section 9.1 of the Sale and Servicing Agreement to purchase all of the assets of the Trust. This purchase was effected on August 16, 1999.



Item 2.		Properties (continued)

The tables on the next page set forth the delinquency experience with respect to the level payments due each month on the Trust's motor vehicle retail installment sale contracts but does not include the delinquency experience with respect to balloon payments due at the end of the term of the Trust's contracts which provide for such payments. The period of delinquency is based on the number of days for which more than 10% of a level payment is contractually past due, and the delinquency rate as a percentage of the balance outstanding represents delinquent dollars as a percentage of dollars outstanding.



                            					July 31, 1999

				                        Contracts     		Balances
				                                     			of Receivables
	Delinquent Contracts:
	(i) 30-59 Days		                881       			$2,334,410.63
	(ii) 60-89 Days		               292         			$743,710.06
	(iii) 90 Days or More	          100		         	$225,039.77





                            					July 31, 1999

				                    % of Contracts       		% of Balance
			                      	Outstanding	         	Outstanding
	Delinquency Rates:
	(i) 30-59 Days 		           	9.72%	              	9.29%
	(ii) 60-89 Days            		3.22%		              2.96%
	(iii) 90 Days or More      		1.10%              		0.90%


The following table sets forth the net loss experience with respect to the payments due each month on the Trust's motor vehicle retail installment sale contracts, including contracts that provide for balloon payments at the end of the terms of such contracts.



                               					July 31, 1999

                         				Contracts	          	Amount
Aggregate Net Losses	           	667		         	$496,734.49


Item 3.		Legal Proceedings

There is nothing to report with regard to this item.


Item 4.		Submission of Matters to a Vote of Security Holders

There is nothing to report with regard to this item.


PART II

Item 5.		Market for the Registrant's Common Equity and Related
		Stockholder Matters

The holder of record of all the Notes as of July 31, 1999 was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. An investor holding Notes is not entitled to receive a certificate representing such Notes except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:

					Cede & Co.
					c/o The Depository Trust Company
					Seven Hanover Square
					New York, New York 10004

The holders of record of all of the Certificates as of July 31, 1999 were Hare & Co., All State Life Insurance Co. and MMCA Auto Receivables Inc. The holder of record of the Final Payment Certificate as of July 31, 1999 was MMCA Auto Receivables Inc.


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

	The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated February 9, 1999, March 9, 1999, April 9, 1999, May 8, 1999, June 9, 1999, July 9, 1999 and August 7, 1999.

		(c)	See (a) 3 above.

		(d)	Not applicable.



SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					MMCA AUTO OWNER TRUST 1995-1

					BY:  MMCA AUTO RECEIVABLES, INC.


Date: March 27, 2000		  	By:  	/s/ Hideyuki Kitamura
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


Exhibit:	99.1 Annual Statement as to Compliance.



March 23, 2000


The Bank of Tokyo-Mitsubishi, Ltd.,
New York Branch, formerly known as
Mitsubishi Bank Trust Company of New York
1251 Avenue of the Americas
New York, New York 10020
Attention: Mr. Takao Kunitomo


Chase Manhattan Bank Delaware,
 Formerly known as Chemical Bank Delaware
Corporate Trustee Administration Department
1201 Market Street
Wilmington, Delaware 19801
Attention: Mr. John J. Cashin


              Re: Annual Statement as to Compliance

Gentlemen:

Pursuant to Section 3.10 of that certain Sale and Servicing Agreement
(the "Agreement") by and among MMCA Auto Owner Trust 1995-1, as Issuer,
MMCA Auto Receivables, Inc., as Seller, and Mitsubishi Motors Credit of America, Inc., as Servicer, I hereby certify the following, as of March
23, 2000: (1) a review of the activities of the Servicer during the period January 1, 1999 through July 31, 1999 and of its performance of its obligations under the Agreement has been made under my supervision and (2) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement throughout such period.

In August of 1999, the Servicer exercised its option under Section 9.1 of the Sale and Servicing Agreement to purchase all of the assets of the Trust. This purchase was effected on August 16, 1999.

Sincerely,


MITSUBISHI MOTORS CREDIT OF AMERICA, INC.


---------------------------------------
Hideyuki Kitamura
Executive Vice President, Secretary and Treasurer


Exhibit 99.2
------------

Report on Management's Assertion on Compliance with
Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers


                    Independent Accountants' Report

To the Board of Directors and Shareholder
Mitsubishi Motors Credit of America, Inc.

We have examined management's assertion, included in the accompanying report tiltled Report of Management, that Mitsubishi Motors
Credit of America, Inc. (MMCA) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except for minimum servicing standards I.4, III.3, III.4, V.2, V.3, and V.4, which are inapplicable to servicing automobile loans, during the year ended December 31, 1999, included in the accompanying report titled Report of Management. Management is responsible for MMCA's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about MMCA's compliance based on our examination.

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

In our opinion, management's assertion that MMCA complied with the aforementioned requirements during the year ended December 31, 1999, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 25, 2000